Form 10-K
period 1993-12-31
DAYTON & MICHIGAN RAILROAD CO
filed 1994-03-30
CIK 27409

PAGE 1
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1993
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                       ----------------   -----------------

                         Commission file number 1-1543
                                               ------
                     DAYTON AND MICHIGAN RAILROAD COMPANY
            (Exact name of registrant as specified in its charter)

             Ohio                                              31-6005583
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

500 Water Street, Jacksonville, FL.                               32202
(Address of principal executive offices)                       (Zip Code)

  Registrant's telephone number, including area code:          (904) 359-3100

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
      Title of each class                                  which registered
- ------------------------------------                --------------------------
Preferred - par $50, 8%, guaranteed                  Cincinnati Stock Exchange
Common - par $50, 3-1/2%, guaranteed                 Cincinnati Stock Exchange

      Securities registered pursuant to Section 12(a) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value of the voting stock at March 18, 1994, was $184,547, excluding the voting stock held by an affiliate of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant has 48,066.18 shares of common stock, par value $50.00, outstanding at March 18, 1994.

The following listed document has been incorporated herein by reference:
Proxy Statement to be filed prior to April 30, 1994 - Part III
                                     - 1 -



         PAGE 2
                                    PART I
Item 1.  Business.
           and
Item 2.  Properties.

         Dayton and Michigan Railroad Company (the "Company") is a railroad incorporated in the State of Ohio on March 5, 1851. It owns a line of railroad 141 miles long which lies between Dayton and Toledo, Ohio. Under the terms of a perpetual lease dated May 1, 1863, CSX Transportation, Inc. ("CSXT"), as successor by merger, operates the property of the Company, paying rental charges measured principally by the annual dividend requirements of the Company's outstanding shares of capital stock; consisting of two classes, preferred and common. The Company's preferred stock ($50 par value) pays guaranteed dividends of 8%, and its common stock ($50 par value) pays guaranteed dividends of 3-1/2%. The lease excludes from the measure of the rental charges the dividend requirements on the Company's shares owned by CSXT. As of December 31, 1993, CSXT owned 66.28% of the Company's preferred stock and 80.17% of its common stock.

         In addition to the rental charges paid by CSXT to the Company for the payment of the Company's dividends, CSXT directly assumes and pays all the operating expenses of and reimburses all taxes assessed against the Company.

         Since the dividends on the Company's preferred and common stock are paid from monies obtained from CSXT pursuant to a lease to CSXT, reference is made to CSXT's Form 10-K for the fiscal year ended December 31, 1993, a copy of which is available from Patricia J. Aftoora, Vice President and Corporate Secretary of CSXT, S/C J-160, 500 Water Street, Jacksonville, FL 32202.

Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.
                                       PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

         The Company's common stock is listed on the Cincinnati Stock Exchange. From a known market maker in the Company's common stock, as of March 18, 1994, a price of $19.375 per share was bid but there were no sales. As of March 18, 1994, there were approximately 78 common shareholders of record.

         The principal source of quotations, The National Quotation Bureau, Inc. indicates no bid and ask quotations for the Company's common and preferred stocks during the two year period of 1993 and 1992.

         Dividends on the Company's preferred and common stocks are guaranteed at 8% on the preferred stock and 3-1/2% on the common stock pursuant to a perpetual lease agreement dated May 1, 1863, as amended, between the Company and CSXT, more specifically referred to in Items 1 and 2, Business and Properties.

                                     - 2 -



         PAGE 3

Item 6.  Selected Financial Data.
                 and
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Five year selected data:


                         1993        1992        1991        1990        1989
                     ----------  ----------  ----------  ---------- ----------
Income               $  147,795   $ 114,035  $  154,661  $  253,657 $  158,042
Expense                     ---         ---         ---         ---        ---
Income Tax Expense       38,317      28,934      31,344      74,071     40,460
                     ----------  ----------  ----------  ---------- ----------
Net Earnings            109,478      85,101     123,317     179,586    117,582
Dividends on
  Preferred Stock        32,672      32,550      33,240      33,240     33,240
                     ----------  ----------  ----------  ---------- ----------
Earnings Available
  to Common Stock    $   76,806  $   52,551  $   90,077  $  146,346 $   84,342
                     ==========  ==========  ==========  ========== ==========
Weighted Average
  Number of Common
  Shares (a)              9,525       9,533       9,645       9,645      9,645
                     ==========  ==========  ==========  ========== ==========
Earnings Per Common
  Share (a)          $     8.06  $     5.51  $     9.34  $    15.17 $     8.74
                     ==========  ==========  ==========  ========== ==========
Dividends Per
  Common Share (a)   $     1.75  $     1.75  $     1.75  $     1.75 $     1.75
                     ==========  ==========  ==========  ========== ==========

Total Assets         $1,738,573  $1,678,436  $1,642,571  $1,569,373 $1,439,906
                     ==========  ==========  ==========  ========== ==========

(a) This does not include shares held by CSX Transportation, Inc.
    See Note 2 to the Financial Statements.

         Net earnings for 1993 totaled $109,478, an increase of $24,377 from 1992 and a decrease of $13,839 from 1991. The 1993 increase in net earnings compared to 1992 resulted from higher rental income and gains on property sales offset by lower interest income. The 1993 decrease in net earnings compared to 1991 resulted from lower interest income offset by higher rental income and gains on property sales.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements and notes thereto required in response to this item are included herein on pages 11 to 15. (See Index to Financial Statements on page 9).

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.

         None.
                                     - 3 -



         PAGE 4
                                   PART III

Item 10.  Directors and Officers of the Registrant.

Directors

         The information concerning directors is incorporated herein by reference to Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission prior to April 30, 1994.

Executive Officers

         The following sets forth certain information relating to the Company's executive officers as of March 18, 1994. Officers are elected annually at the annual meeting of the Board and hold office until the next annual meeting of the Board or until their successors are elected. There are no arrangements or understanding between any director or executive officer and any other person pursuant to which the director or officer was selected. Patricia J. Aftoora and Albert B. Aftoora are married. There are no other family relationships among these officers and directors.

Name, Age, Present
Position with the             Business Experience during last 5 Years,
    Company                   Company Directorships in Public Corporations
- ------------------            --------------------------------------------

JERRY R. DAVIS, 55            President of the Company since March 1990.
President and Director        From July 1989 to July 1991, Mr. Davis served as
                              President-CSX Rail Transport of CSXT; from July
                              1991 to January 1992, he was Executive Vice
                              President-Operations and from January 1992 to present he serves as Executive Vice President and Chief Operating Officer of CSXT. From 1986 to 1989, Mr. Davis served as Executive Vice
                              President of Operations for the Union Pacific
                              Railroad.

PAUL R. GOODWIN, 51           Executive Vice President of the Company since
Executive Vice President      March 1990.  During the past five years, Mr.
and Director                  Goodwin has served as an executive officer of
                              certain CSXT affiliates and is currently Senior
                              Vice President-Finance of CSXT.

P. MICHAEL GIFTOS, 47         Senior Vice President of the Company since
Senior Vice President         October 1990.  During the past five years, Mr.
and Director                  Giftos has served as an officer of CSX
                              Corporation ("CSX") and certain CSX affiliates and is currently Senior Vice President and General Counsel of CSXT.

GERALD L. NICHOLS, 58         Senior Vice President of the Company since
Senior Vice President         June 1985.  Mr. Nichols has served in
and Director                  various executive capacities for certain
                              CSXT affiliates during the past five years and is currently Senior Vice President-
                              Administration of CSXT.
                                     - 4 -



         PAGE 5

Name, Age, Present
Position with the                 Business Experience during last 5 Years,
    Company                       Company Directorships in Public Corporations
- ------------------                -------------------------------------------


PATRICIA J. AFTOORA, 54           Vice President of the Company since March
Vice President,                   and Corporate Secretary of the Company since
Corporate Secretary               December 1980.  Mrs. Aftoora has served
and Director                      as an officer of CSX and certain CSX
                                  affiliates during the past five years and is currently Vice President and Corporate
                                  Secretary of CSXT.

EARL J. CURRIE, 54                Vice President of the Company since June,
Vice President and Director       1992.  From 1989 to January 1, 1992, Mr.
                                  Currie served as Vice President -
                                  Engineering of CSXT and from January 1, 1992 to the present, he serves as Vice President and Chief Transportation Officer of CSXT.
                                  From 1986 to 1989 Mr. Currie was Executive
                                  Vice President - Operations of the Soo Line
                                  Railroad.

FREDERICK J. FAVORITE, JR., 40    Vice President of the Company since October
Vice President and Director       1990.  During the past five years, Mr.
                                  Favorite has served as an officer of certain
                                  CSXT affiliates and is currently Vice
                                  President and Controller of CSXT.

ALBERT B. AFTOORA, 54             Assistant Vice President and Treasurer of
Assistant Vice President,         the Company since October 1990 and Treasurer
Treasurer and Director            prior thereto.  Mr. Aftoora has served as an
                                  officer of certain CSXT affiliates during the past five years and is currently
                                  Assistant Vice President and Treasurer of
                                  CSXT.

THOMAS P. SCHMIDT, 46             Vice President of the Company since June,
Vice President and Director       1992.  Mr. Schmidt has served as an officer
                                  of certain CSXT affiliates during the past five years and is currently Vice President -
                                  Engineering of CSXT.

         There have been no events under any bankruptcy act, no criminal proceedings, orders, judgments, decrees or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.


Item 11.  Executive Compensation

         Prior to April 30, 1994, the Registrant will file with the Securities and Exchange Commission, pursuant to Regulation 14A, a definitive proxy statement, and said document is incorporated herein by reference.
                                     - 5 -



         PAGE 6

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Prior to April 30, 1994, the Registrant will file with the Securities and Exchange Commission, pursuant to Regulation 14A, a definitive proxy statement, and said document is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

         Prior to April 30, 1994, the Registrant will file with the Securities and Exchange Commission, pursuant to Regulation 14A, a definitive proxy statement, and said document is incorporated herein by reference.

                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.

        (a)  1.  Financial Statements

                    See Index to Financial Statements on page 9.

             2.  Financial Statement Schedules

                    None.

             3.  Exhibits

                 (3.1) Articles of Incorporation incorporated herein by
                       reference to Registrant's Form 12 Application for Registration, filed on March 24, 1935.

                 (3.2) Code of Regulations incorporated herein by reference to Registrant's report on Form 8-K filed June 3,
                       1966.

                 (10)  Material Contracts

                       Lease Agreement dated May 1, 1863, as amended between the Registrant and CSX Transportation, Inc. (successor to The Cincinnati, Hamilton and Dayton Railroad Company) incorporated herein by reference to Registrant's Form 12 Application for Registration, filed on March 24, 1935.

                       Supplemental Agreement modifying original lease agreement dated December 23, 1944, incorporated herein by reference to Registrant's report on Form 8-K filed on July 1, 1954.

        (b) No reports on Form 8-K were filed for the fourth quarter of the year ended December 31, 1993.



                                    - 6 -



         PAGE 7

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1994.


                                      DAYTON AND MICHIGAN RAILROAD COMPANY


                                      /s/ GREGORY R. WEBER
                                      ------------------------------------
                                      Gregory R. Weber
                                      (Principal Accounting Officer)

March 30, 1994








































                                     - 7 -



         PAGE 8

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Jerry R. Davis                   President and Director
- ------------------------            (Principal Executive Officer)
   Jerry R. Davis*

/s/Paul R. Goodwin                  Senior Vice President and Director
- ------------------------            (Principal Finance Officer)
   Paul R. Goodwin*

/s/P. Michael Giftos                Senior Vice President, General Counsel
- -----------------------             and Director
   P. Michael Giftos*

/s/Gerald L. Nichols                Senior Vice President and Director
- ------------------------
   Gerald L. Nichols*

/s/Patricia J. Aftoora              Vice President, Corporate Secretary
- ------------------------            and Director
   Patricia J. Aftoora*

/s/Earl J. Currie                   Vice President and Director
- -----------------
   Earl J. Currie*

/s/Frederick J. Favorite, Jr.       Vice President, Controller and Director
- -----------------------------
   Frederick J. Favorite, Jr.*

/s/Albert B. Aftoora                Assistant Vice President,
- ------------------------            Treasurer and Director
   Albert B. Aftoora*

/s/Thomas P. Schmidt                Vice President and Director
- ------------------------
   Thomas P. Schmidt*


         Patricia J. Aftoora, by signing her name hereto, does hereby sign and execute this report on behalf of each of the above-named officers and directors of Dayton and Michigan Railroad Company pursuant to powers of attorney executed by each of such officers and directors and filed with the Securities and Exchange Commission as an exhibit to this report.



/s/ PATRICIA J. AFTOORA
- ------------------------
Patricia J. Aftoora                                          March 30, 1994
*(Attorney-in-Fact)

         PAGE 9
                     DAYTON AND MICHIGAN RAILROAD COMPANY

                         Index to Financial Statements



                                                                        Page
                                                                        ----
Report of Independent Auditors. . . . . . . . . . . . . . . . . . . .    10

Financial Statements and Notes to Financial
  Statements Submitted Herewith:

    Statements of Earnings - Years Ended
      December 31, 1993, 1992 and 1991. . . . . . . . . . . . . . . .    11

    Statements of Cash Flows - Years Ended
      December 31, 1993, 1992 and 1991. . . . . . . . . . . . . . . .    12

    Statements of Financial Position - December 31, 1993 and 1992 . .    13

    Statements of Retained Earnings (Deficit) -
      Years Ended December 31, 1993, 1992 and 1991. . . . . . . . . .    14

    Notes to Financial Statements . . . . . . . . . . . . . . . . . .    15






         All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements or related notes thereto.

         PAGE 10
                        REPORT OF INDEPENDENT AUDITORS


The Shareholders and Board of Directors
Dayton and Michigan Railroad Company


         We have audited the financial statements of Dayton and Michigan Railroad Company listed in the accompanying index to financial statements (Item 14(a)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the financial position of Dayton and Michigan Railroad Company at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.


                                                 /s/ ERNST & YOUNG
Richmond, Virginia                               ----------------------
January 28, 1994                                 Ernst & Young

         PAGE 11
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                            STATEMENTS OF EARNINGS



                                              Years Ended December 31,
                                           ------------------------------
                                             1993       1992        1991
                                           --------   --------    --------

INCOME

  Rental Income                            $ 87,606   $ 78,118    $ 81,463
  Interest Income                            33,362     35,917      53,180
  Gain on Disposition of Properties          26,827        ---      20,018
                                           --------   --------    --------

EARNINGS BEFORE INCOME TAXES                147,795    114,035     154,661

INCOME TAX EXPENSE                           38,317     28,934      31,344
                                           --------   --------    --------

NET EARNINGS                               $109,478   $ 85,101    $123,317
                                           ========   ========    ========

EARNINGS PER COMMON SHARE                  $   8.06   $   5.51    $   9.34
                                           ========   ========    ========






See accompanying Notes to Financial Statements.

         PAGE 12
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                           STATEMENTS OF CASH FLOWS



                                               Years Ended December 31,
                                           -------------------------------
                                             1993       1992        1991
                                           --------   --------    --------

OPERATING ACTIVITIES

  Net Earnings                              $109,478   $ 85,101    $123,317
  Gain on Disposition of Properties          (26,827)       ---     (20,018)
                                            --------   --------    --------
      Cash Provided by Operating Activities   82,651     85,101     103,299
                                            --------   --------    --------
INVESTING ACTIVITIES

  Proceeds from Property Dispositions         26,827        ---      21,658
  Advances to CSXT, Net                      (60,137)   (35,865)    (74,838)
                                            --------   --------    --------
      Cash Used by Investing Activities      (33,310)   (35,865)    (53,180)
                                            --------   --------    --------
FINANCING ACTIVITIES

  Cash Dividends Paid - Preferred            (32,672)   (32,550)    (33,240)
                      - Common               (16,669)   (16,686)    (16,879)
                                            --------   --------    --------
      Cash Used by Financing Activities      (49,341)   (49,236)    (50,119)
                                            --------   --------    --------
CASH AND CASH EQUIVALENTS

Change in Cash and Cash Equivalents              ---        ---         ---

Cash and Cash Equivalents
   at Beginning of Year                          ---        ---         ---
                                            --------   --------    --------
Cash and Cash Equivalents
   at End of Year                           $    ---   $    ---    $    ---
                                            ========   ========    ========


See accompanying Notes to Financial Statements.

         PAGE 13
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                       STATEMENTS OF FINANCIAL POSITION


                                                      December 31,
                                             -----------------------------
                                                1993              1992
                                             -----------       -----------
ASSETS

  Land and Improvements                     $   688,830       $   693,455

  Advances to CSXT                            1,049,743           984,981
                                            -----------       -----------
     Total Assets                           $ 1,738,573       $ 1,678,436
                                            ===========       ===========

SHAREHOLDERS' EQUITY

  Preferred Stock, Non Voting Par
    Value $50; Authorized 74,000 Shares;
    Issued and Outstanding
    24,225 Shares                           $ 1,211,250       $ 1,211,250
  Common Stock, Par Value $50;
    Authorized 60,000 Shares; Issued
    and Outstanding 48,066.18 Shares          2,403,309         2,403,309
  Retained Deficit                           (1,875,986)       (1,936,123)
                                            -----------       -----------
     Total Shareholders' Equity             $ 1,738,573       $ 1,678,436
                                            ===========       ===========



See accompanying Notes to Financial Statements.

         PAGE 14
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                   STATEMENTS OF RETAINED EARNINGS (DEFICIT)




                                          1993          1992           1991
                                       ---------     ---------      ---------

BALANCE, JANUARY 1                   $(1,936,123)  $(1,971,988)   $(2,045,186)

Net Earnings                             109,478        85,101        123,317

Dividends
  Preferred Stock--$4.00 Per Share       (32,672)      (32,550)       (33,240)
  Common Stock--$1.75 Per Share          (16,669)      (16,686)       (16,879)
                                     -----------   -----------    -----------
BALANCE, DECEMBER 31                 $(1,875,986)  $(1,936,123)   $(1,971,988)
                                     ===========   ===========    ===========




See accompanying Notes to Financial Statements.

         PAGE 15
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  CAPITAL STOCK AND PRINCIPAL STOCKHOLDER.

         CSX Transportation, Inc. (CSXT) owns 66.28% of the Company's preferred stock and 80.17% of its common stock at December 31, 1993. Dividends paid and rental income on the accompanying financial statements exclude amounts related to shares held by CSXT. CSXT is engaged principally in the business of railroad transportation and operates a system comprising 18,779 miles of first main line track in 20 states principally east of the Mississippi River (exclusive of New England), southern Ontario and the District of Columbia.

NOTE 2.  LEASE AGREEMENT.

         The Company has no operations. Its property is leased in perpetuity to CSXT and is maintained and operated by, for and in the name of CSXT. As rent, CSXT pays the Company's income taxes, administrative expenses and guaranteed dividends on the Company's 3-1/2% common and 8% preferred stocks on shares held by other than CSXT. All operating expenses of the Company are paid directly by CSXT and are not shown in the accompanying financial statements. Interest income is earned on amounts due from CSXT based on interest rates earned by CSX on its short-term investment portfolio.

NOTE 3.  INCOME TAXES.

         The income tax provision, reconciled to the tax computed at statutory rates was:
                                           1993          1992          1991
                                         --------     ---------      --------
         Tax at statutory rate           $ 51,728      $ 38,772      $ 52,585
         Income tax reimbursement effect  (13,411)       (9,838)      (10,657)
         Surtax exemption                     ---           ---       (10,584)
                                         --------      --------      --------
         Income taxes                    $ 38,317      $ 28,934      $ 31,344
                                         ========      ========      ========
NOTE 4.  EARNINGS PER SHARE.

         Earnings per common share are computed after giving effect to preferred stock dividend requirements and are based on the weighted average number of common shares outstanding, excluding shares held by CSXT.

NOTE 5.  PROPERTIES.

         Properties are carried principally at cost. Additions, retirements and depreciation are charged directly to amounts due from CSXT. There was no significant change in properties during 1993. In 1992, there was a $178,925 net change in the detailed property records for abandonment corrections and other adjustments from prior years which were charged to amounts due from CSXT.

NOTE 6.  CASH AND CASH EQUIVALENTS.

         All of the Company's cash has been advanced to CSXT for investment purposes. Future cash requirements of the Company will be funded by CSXT.
                                    - 15 -