Form 10-Q
period 1994-04-01
DAYTON & MICHIGAN RAILROAD CO
filed 1994-05-03
CIK 27409

PAGE 1
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 1, 1994
                                        -------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For transition period from                   to
                                    -----------------    ------------------

                        Commission File Number  1-1543
                                               --------

                     DAYTON AND MICHIGAN RAILROAD COMPANY
- - ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Ohio                                              31-6005583
- - ---------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

500 Water Street, Jacksonville, FL.                               32202
- - ---------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code      (904) 359-3100
                                                   ------------------------

                                   No Change
- - ---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 1994: 48,066.18 shares

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     - 1 -



         PAGE 2

                     DAYTON AND MICHIGAN RAILROAD COMPANY
                                     INDEX




PART I.  FINANCIAL INFORMATION                             Page Number

Item 1.  Financial Statements.

1.  Statement of Earnings -
      Quarters Ended April 1, 1994 and March 31, 1993            3

2.  Statement of Cash Flows -
      Quarters Ended April 1, 1994 and March 31, 1993            4

3.  Statement of Financial Position -
      At April 1, 1994 and December 31, 1993                     5


Notes to Financial Statements                                    6


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        7

Signature                                                        7

         PAGE 3
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                             STATEMENT OF EARNINGS



                                                    Quarter Ended
                                               -----------------------
                                               April 1,      March 31,
                                                 1994          1993
                                               --------      ---------

Income
  Rental Income                                $19,972       $18,605
  Interest Income                                9,484         6,311
                                               -------       -------
Earnings before Income Taxes                    29,456        24,916

Income Tax Expense                               7,637         6,322
                                               -------       -------
Net Earnings                                    21,819        18,594

Dividends on Preferred Stock                     8,168         8,168
                                               -------       -------
Earnings Available to Common Shareholders      $13,651       $10,426
                                               =======       =======

Average Common Shares Outstanding                9,525         9,525
                                               =======       =======

Earnings Per Common Share                      $  1.43       $  1.09
                                               =======       =======

Dividends Per Common Share                     $  .875       $  .875
                                               =======       =======



See accompanying Notes to Financial Statements.

         PAGE 4
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                            STATEMENT OF CASH FLOWS



                                                    Quarter Ended
                                               -----------------------
                                               April 1,      March 31,
                                                 1994          1993
                                               --------      ---------

OPERATING ACTIVITIES

  Net Earnings                                 $ 21,819     $ 18,594
                                               --------     --------
    Cash Provided by Operating Activities        21,819       18,594
                                               --------     --------
INVESTING ACTIVITIES

  Advances to CSX Transportation, Inc.           (5,317)      (2,092)
                                               --------     --------
    Cash Used by Investing Activities            (5,317)      (2,092)
                                               --------     --------
FINANCING ACTIVITIES

  Cash Dividends Paid - Preferred                (8,168)      (8,168)
                      - Common                   (8,334)      (8,334)
                                               --------     --------
    Cash Used by Financing Activities           (16,502)     (16,502)
                                               --------     --------
CASH AND CASH EQUIVALENTS

  Change in Cash and Cash Equivalents               ---          ---

  Cash and Cash Equivalents at
    Beginning of Period                             ---          ---
                                               --------     --------
  Cash and Cash Equivalents at
    End of Period                              $    ---     $    ---
                                               ========     ========


  See accompanying Notes to Financial Statements.

         PAGE 5
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                        STATEMENT OF FINANCIAL POSITION



                                         April 1,        December 31,
                                           1994              1993
                                        ----------       ------------

ASSETS

  Land and Improvements                 $   687,861       $   688,830

  Due from CSX Transportation, Inc.       1,056,029         1,049,743
                                        -----------       -----------
    Total Assets                        $ 1,743,890       $ 1,738,573
                                        ===========       ===========

SHAREHOLDERS' EQUITY

  Preferred Stock, Non Voting
    Par Value $50                       $ 1,211,250       $ 1,211,250

  Common Stock, Par Value $50             2,403,309         2,403,309

  Retained Deficit                       (1,870,669)       (1,875,986)
                                        -----------       -----------
    Total Shareholders' Equity          $ 1,743,890       $ 1,738,573
                                        ===========       ===========



See accompanying Notes to Financial Statements.

         PAGE 6
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                         NOTES TO FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the company's financial position as of April 1, 1994 and December 31, 1993, and the results of operations and cash flows for the quarters ended April 1, 1994 and March 31, 1993, such adjustments being of a normal recurring nature.

         While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Form 10-K.

NOTE 2.  FINANCIAL REPORTING PERIODS CHANGE

         Effective January 1, 1994, the company changed its fiscal financial reporting periods from four calendar quarters to four 13-week quarters. Fiscal year 1994 began on January 1, 1994, and will include 52 weeks and the four thirteen week quarters will end on April 1, July 1, September 30 and December 30, 1994.

NOTE 3.  LEASE AGREEMENT

         The company has no operations. Its property is leased in perpetuity to CSX Transportation, Inc. (CSXT) and is maintained and operated by, for and in the name of CSXT. As rent, CSXT pays the company's income taxes, administrative expenses, and guaranteed dividends on the company's 3-1/2% common and 8% preferred stock on shares held by other than CSXT. Interest income is earned on amounts due from CSXT based on returns earned by CSX Corporation, parent company of CSXT, on its short-term investment portfolio.

NOTE 4.  EARNINGS PER SHARE

         Earnings per common share are computed after giving effect to preferred stock dividend requirements and are based on the weighted average number of common shares outstanding, excluding shares held by CSXT.

NOTE 5.  CASH AND CASH EQUIVALENTS

         All of the company's cash has been advanced to CSXT for investment purposes. Future cash requirements of the company will be funded by CSXT.

         PAGE 7

                     DAYTON AND MICHIGAN RAILROAD COMPANY


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K

      (b)  Reports on Form 8-K

           1.  None.




                                   SIGNATURE
                                   ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      DAYTON AND MICHIGAN RAILROAD COMPANY
                                      (Registrant)



                                      /s/ GREGORY R. WEBER
                                      ------------------------------------
                                      Gregory R. Weber
                                      (Principal Accounting Officer)

Dated:  May 3, 1994





















                                     - 7 -