Form 10-Q
period 1994-07-01
DAYTON & MICHIGAN RAILROAD CO
filed 1994-07-28
CIK 27409

PAGE 1
                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 1, 1994

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


                                      No Change
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 1, 1994: 48,066.18 shares

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.




                                        - 1 -



          PAGE 2


                        DAYTON AND MICHIGAN RAILROAD COMPANY
                                      FORM 10-Q
                     FOR THE QUARTERLY PERIOD ENDED JULY 1, 1994
                                        INDEX




PART I.  FINANCIAL INFORMATION                             Page Number

Item 1.  Financial Statements.

1.  Statement of Earnings -
      Quarters and Six Months Ended July 1, 1994
      and June 30, 1993                                          3

2.  Statement of Cash Flows -
      Six Months Ended July 1, 1994 and June 30, 1993            4

3.  Statement of Financial Position -
      At July 1, 1994 and December 31, 1993                      5


Notes to Financial Statements                                    6


PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        7

Signature                                                        7

          PAGE 3
                        DAYTON AND MICHIGAN RAILROAD COMPANY
                                STATEMENT OF EARNINGS



                                        Quarter Ended       Six Months Ended
                                   ----------------------   ------------------
                                    July 1,      June 30,    July 1,  June 30,
                                     1994          1993       1994      1993
                                   --------      --------   --------  --------


Income
  Rental Income                    $20,258       $19,738     $40,230   $38,343
  Interest Income                   10,301         9,435      19,785    15,746
                                   -------       -------     -------   -------
Earnings before Income Taxes        30,559        29,173      60,015    54,089

Income Tax Expense                   7,922         7,402      15,559    13,724
                                   -------       -------     -------   -------
Net Earnings                        22,637        21,771      44,456    40,365

Dividends on Preferred Stock         8,168         8,168      16,336    16,336
                                   -------       -------     -------   -------
Earnings Available to
  Common Shareholders              $14,469       $13,603      28,120   $24,029
                                   =======       =======     =======   =======

Average Common Shares Outstanding    9,525         9,525       9,525     9,525
                                   =======       =======     =======   =======

Earnings Per Common Share          $  1.52       $  1.43     $  2.95    $ 2.52
                                   =======       =======     =======   =======

Dividends Per Common Share         $   ---       $   ---     $  .875    $ .875
                                   =======       =======     =======   =======



See accompanying Notes to Financial Statements.

          PAGE 4
                        DAYTON AND MICHIGAN RAILROAD COMPANY
                               STATEMENT OF CASH FLOWS



                                                 Six Months Ended
                                               ----------------------
                                                July 1,      June 30,
                                                 1994          1993
                                               --------      --------

OPERATING ACTIVITIES

  Net Earnings                                 $44,456      $ 40,365
                                               --------     --------
    Cash Provided by Operating Activities       44,456        40,365
                                               --------     --------
INVESTING ACTIVITIES

  Advances to CSX Transportation, Inc.         (19,785)      (15,694)
                                               --------     --------
    Cash Used by Investing Activities          (19,785)      (15,694)
                                               --------     --------
FINANCING ACTIVITIES

  Cash Dividends Paid - Preferred              (16,336)      (16,336)
                      - Common                  (8,335)       (8,335)
                                               --------     --------
    Cash Used by Financing Activities          (24,671)      (24,671)
                                               --------     --------
CASH AND CASH EQUIVALENTS

  Change in Cash and Cash Equivalents             ---            ---

  Cash and Cash Equivalents at
    Beginning of Period                           ---            ---
                                               --------     --------
  Cash and Cash Equivalents at
    End of Period                              $  ---       $    ---
                                               ========     ========


  See accompanying Notes to Financial Statements.

          PAGE 5
                        DAYTON AND MICHIGAN RAILROAD COMPANY
                           STATEMENT OF FINANCIAL POSITION



                                          July 1,         December 31,
                                           1994              1993
                                        -----------      ------------

ASSETS

  Land and Improvements                 $  686,892        $   688,830

  Due from CSX Transportation, Inc.      1,071,466          1,049,743
                                        -----------       -----------
    Total Assets                        $1,758,358        $ 1,738,573
                                        ===========       ===========

SHAREHOLDERS' EQUITY

  Preferred Stock, Non Voting
    Par Value $50                       $ 1,211,250       $ 1,211,250

  Common Stock, Par Value $50             2,403,309         2,403,309

  Retained Deficit                       (1,856,201)       (1,875,986)
                                        -----------       -----------
    Total Shareholders' Equity          $ 1,758,358       $ 1,738,573
                                        ===========       ===========



See accompanying Notes to Financial Statements.

          PAGE 6
                        DAYTON AND MICHIGAN RAILROAD COMPANY
                            NOTES TO FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

          In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the company's financial position as of July 1, 1994 and December 31, 1993, and the results of operations for the quarters and six months ended July 1, 1994 and June 30, 1993, and its cash flows for the six months ended July 1,1994 and June 30, 1993, such adjustments being of a normal recurring nature.

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

Dated:  July 28, 1994





















                                     - 7 -