Form 10-K405
DAYTON & MICHIGAN RAILROAD CO
filed 1995-03-30
CIK 27409

PAGE 1
                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the year ended December 31, 1994
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        ----------------   -----------------

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

                                                      Name of each exchange on
      Title of each class                                  which registered
------------------------------------                --------------------------
Preferred - par $50, 8%, guaranteed                  Cincinnati Stock Exchange
Common - par $50, 3-1/2%, guaranteed                 Cincinnati Stock Exchange

      Securities registered pursuant to Section 12(a) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value of the voting stock at March 10, 1995, was $180,158, excluding the voting stock held by an affiliate of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant has 48,066.18 shares of common stock, par value $50.00, outstanding at March 10, 1995.

The following listed document has been incorporated herein by reference:
Proxy Statement to be filed prior to April 30, 1995 - Part III
                                     - 1 -



         PAGE 2
                                    PART I
Item 1.  Business.
           and
Item 2.  Properties.

         Dayton and Michigan Railroad Company (the "Company") is a railroad incorporated in the State of Ohio on March 5, 1851. It owns a line of railroad 141 miles long which lies between Dayton and Toledo, Ohio. Under the terms of a perpetual lease dated May 1, 1863, CSX Transportation, Inc. ("CSXT"), as successor by merger, operates the property of the Company, paying rental charges measured principally by the annual dividend requirements of the Company's outstanding shares of capital stock; consisting of two classes, preferred and common. The Company's preferred stock ($50 par value) pays guaranteed dividends of 8%, and its common stock ($50 par value) pays guaranteed dividends of 3-1/2%. The lease excludes from the measure of the rental charges the dividend requirements on the Company's shares owned by CSXT. As of December 31, 1994, CSXT owned 66.7% of the Company's preferred stock and 80.39% of its common stock.

         In addition to the rental charges paid by CSXT to the Company for the payment of the Company's dividends, CSXT directly assumes and pays all the operating expenses of and reimburses all taxes assessed against the Company.

         Since the dividends on the Company's preferred and common stock are paid from monies obtained from CSXT pursuant to a lease to CSXT, reference is made to CSXT's Form 10-K for the year ended December 30, 1994, a copy of which is available from Patricia J. Aftoora, Vice President and Corporate Secretary of CSXT, S/C J-160, 500 Water Street, Jacksonville, FL 32202.

Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.
                                       PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

         The Company's common stock is listed on the Cincinnati Stock Exchange. From a known market maker in the Company's common stock, as of March 10, 1995, a price of $20.25 per share was bid but there were no sales. As of March 10, 1995, there were approximately 73 common shareholders of record.

         The principal source of quotations, The National Quotation Bureau, Inc. indicates no bid and ask quotations for the Company's common and preferred stocks during the two year period of 1994 and 1993.

         Dividends on the Company's preferred and common stocks are guaranteed at 8% on the preferred stock and 3-1/2% on the common stock pursuant to a perpetual lease agreement dated May 1, 1863, as amended, between the Company and CSXT, more specifically referred to in Items 1 and 2, Business and Properties.

                                     - 2 -



Item 6.  Selected Financial Data.
                 and
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Five year selected data:


                        1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------
Income              $  126,706  $  147,795  $  114,035  $  154,661  $  253,657
Expense                    ---         ---         ---         ---         ---
Income Tax Expense      32,850      38,317      28,934      31,344      74,071
                    ----------  ----------  ----------  ----------  ----------
Net Earnings            93,856     109,478      85,101     123,317     179,586
Dividends on
  Preferred Stock       32,672      32,672      32,550      33,240      33,240
                    ----------  ----------  ----------  ----------  ----------
Earnings Available
  to Common Stock   $   61,184  $   76,806  $   52,551  $   90,077  $  146,346
                    ==========  ==========  ==========  ==========  ==========
Weighted Average
  Number of Common
  Shares (a)             9,525       9,525       9,533       9,645       9,645
                    ==========  ==========  ==========  ==========  ==========
Earnings Per Common
  Share (a)         $     6.42  $     8.06  $     5.51  $     9.34  $    15.17
                    ==========  ==========  ==========  ==========  ==========
Dividends Per
  Common Share (a)  $     1.75  $     1.75  $     1.75  $     1.75  $     1.75
                    ==========  ==========  ==========  ==========  ==========

Total Assets        $1,783,088  $1,738,573  $1,678,436  $1,642,571  $1,569,373
                    ==========  ==========  ==========  ==========  ==========

(a) This does not include shares held by CSX Transportation, Inc.
    See Note 2 to the Financial Statements.

         Net earnings for 1994 totaled $93,856, a decrease of $15,622 from 1993 and an increase of $8,755 from 1992. The 1994 decrease in net earnings compared to 1993 resulted from higher interest income which was more than offset by decreases in rental income and gains on property sales. The 1993 increase in net earnings compared to 1992 resulted from higher rental income and gains on property sales partially offset by lower interest income.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.

         None.
                                     - 3 -



         PAGE 4
                                   PART III

Item 10.  Directors and Officers of the Registrant.

Directors

         The information concerning directors is incorporated herein by reference to Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission prior to April 30, 1995.

Executive Officers

         The following sets forth certain information relating to the Company's executive officers as of March 10, 1995. Officers are elected annually at the annual meeting of the Board and hold office until the next annual meeting of the Board or until their successors are elected. There are no arrangements or understanding between any director or executive officer and any other person pursuant to which the director or officer was selected. Patricia J. Aftoora and Albert B. Aftoora are married. There are no other family relationships among these officers and directors.

Name, Age, Present
Position with the             Business Experience during last 5 Years,
    Company                   Company Directorships in Public Corporations
------------------            --------------------------------------------

GERALD L. NICHOLS, 59         President of the Company since March 1, 1995,
President and Director        and Senior Vice President prior thereto.
                              Mr. Nichols has served in various executive capacities for certain CSXT affiliates during the past five years and is currently Executive
                              Vice President and Chief Operating Officer of
                              CSXT.

PAUL R. GOODWIN, 52           Executive Vice President of the Company since
Executive Vice President      March 1990.  During the past five years, Mr.
and Director                  Goodwin has served as an executive officer of
                              certain CSXT affiliates and is currently
                              Executive Vice President-Finance and
                              Administration of CSXT.

P. MICHAEL GIFTOS, 48         Senior Vice President of the Company since
Senior Vice President         October 1990.  During the past five years, Mr.
and Director                  Giftos has served as an officer of CSX
                              Corporation ("CSX") and certain CSX affiliates and is currently Senior Vice President and General Counsel of CSXT.

PATRICIA J. AFTOORA, 55       Vice President of the Company since March 1990
Vice President,               and Corporate Secretary of the Company since
Corporate Secretary           December 1980.  Mrs. Aftoora has served
and Director                  as an officer of CSX and certain CSX
                              affiliates during the past five years and is currently Vice President and Corporate
                              Secretary of CSXT.

         PAGE 5

Name, Age, Present
Position with the                 Business Experience during last 5 Years,
    Company                       Company Directorships in Public Corporations
------------------                -------------------------------------------

WILLIAM H. COSGROVE, 41           Vice President and Controller of the Company
Vice President and Controller     since August 8, 1994.  During the past five
and Director                      years, Mr. Cosgrove has served as an officer
                                  of certain CSXT affiliates and is currently
                                  Chief Commercial Officer of C&O Business
                                  Unit of CSXT.

ALBERT B. AFTOORA, 55             Assistant Vice President and Treasurer of
Assistant Vice President,         the Company since October 1990 and Treasurer
Treasurer and Director            prior thereto.  Mr. Aftoora has served as an
                                  officer of certain CSXT affiliates during the past five years and is currently
                                  Assistant Vice President and Treasurer of
                                  CSXT.

THOMAS P. SCHMIDT, 47             Vice President of the Company since June
Vice President and Director       1992.  Mr. Schmidt has served as an officer
                                  of certain CSXT affiliates during the past five years and is currently Vice President-
                                  Service Design of CSXT.

BILLIE C. EASON, 46               During the past five years, Mr. Eason has
Director                          served as an officer of certain CSXT
                                  affiliates and is currently Vice President-
                                  Service Operations of CSXT.

CARL N. TAYLOR, 55                During the past five years, Mr. Taylor has
Director                          served as an executive officer of certain
                                  CSXT affiliates and is currently Senior
                                  Vice President-Engineering and Mechanical of CSXT.

         There have been no events under any bankruptcy act, no criminal proceedings, orders, judgments, decrees or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

Item 11.  Executive Compensation

         Prior to April 30, 1995, the Registrant will file with the Securities and Exchange Commission, pursuant to Regulation 14A, a definitive proxy statement, and said document is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Prior to April 30, 1995, the Registrant will file with the Securities and Exchange Commission, pursuant to Regulation 14A, a definitive proxy statement, and said document is incorporated herein by reference.


         PAGE 6

Item 13.  Certain Relationships and Related Transactions

         Prior to April 30, 1995, the Registrant will file with the Securities and Exchange Commission, pursuant to Regulation 14A, a definitive proxy statement, and said document is incorporated herein by reference.

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

        (b) No reports on Form 8-K were filed for the fourth quarter of the year ended December 31, 1994.










         PAGE 7

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1995.


                                      DAYTON AND MICHIGAN RAILROAD COMPANY


                                      /s/ GREGORY R. WEBER
                                      ------------------------------------
                                      Gregory R. Weber
                                      (Principal Accounting Officer)

March 30, 1995








































         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Gerald L. Nichols                President and Director
------------------------            (Principal Executive Officer)
   Gerald L. Nichols*

/s/Paul R. Goodwin                  Executive Vice President and Director
------------------------            (Principal Finance Officer)
   Paul R. Goodwin*

/s/P. Michael Giftos                Senior Vice President, General Counsel
------------------------            and Director
   P. Michael Giftos*

/s/Patricia J. Aftoora              Vice President, Corporate Secretary
------------------------            and Director
   Patricia J. Aftoora*

/s/William H. Cosgrove              Vice President, Controller and Director
------------------------
   William H. Cosgrove*

/s/Thomas P. Schmidt                Vice President and Director
------------------------
   Thomas P. Schmidt*

/s/Albert B. Aftoora                Assistant Vice President,
------------------------            Treasurer and Director
   Albert B. Aftoora*

/s/Carl N. Taylor                   Director
------------------------
   Carl N. Taylor*

/s/Billie C. Eason                  Director
------------------------
   Billie C. Eason*

         Patricia J. Aftoora, by signing her name hereto, does hereby sign and execute this report on behalf of each of the above-named officers and directors of Dayton and Michigan Railroad Company pursuant to powers of attorney executed by each of such officers and directors and filed with the Securities and Exchange Commission as an exhibit to this report.



/s/ PATRICIA J. AFTOORA
------------------------
Patricia J. Aftoora                                          March 30, 1995
*(Attorney-in-Fact)

         PAGE 9
                     DAYTON AND MICHIGAN RAILROAD COMPANY

                         Index to Financial Statements



                                                                        Page
                                                                        ----
Report of Ernst & Young LLP, Independent Auditors . . . . . . . . . .    10

Financial Statements and Notes to Financial
  Statements Submitted Herewith:

    Statements of Earnings - Years Ended
      December 31, 1994, 1993 and 1992. . . . . . . . . . . . . . . .    11

    Statements of Cash Flows - Years Ended
      December 31, 1994, 1993 and 1992. . . . . . . . . . . . . . . .    12

    Statements of Financial Position - December 31,
      1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . .    13

    Statements of Retained Earnings (Deficit) - Years
      Ended December 31, 1994, 1993 and 1992. . . . . . . . . . . . .    14

    Notes to Financial Statements . . . . . . . . . . . . . . . . . .    15






         All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements or related notes thereto.

         PAGE 10
               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Shareholders and Board of Directors
Dayton and Michigan Railroad Company


         We have audited the accompanying statement of financial position of Dayton and Michigan Railroad Company as of December 31, 1994 and 1993, and the related statements of earnings, cash flows, and retained earnings (deficit) for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above (appearing on pages 11-15) present fairly, in all material respects, the financial position of Dayton and Michigan Railroad Company at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


                                                 /s/ ERNST & YOUNG LLP
                                                 ---------------------
                                                 Ernst & Young LLP



Richmond, Virginia
January 27, 1995

         PAGE 11
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                            STATEMENTS OF EARNINGS



                                                     Year Ended
                                           -------------------------------
                                           Dec. 31,   Dec. 31,    Dec. 31,
                                             1994       1993        1992
                                           --------   --------    --------

INCOME

  Rental Income                            $ 82,191   $ 87,606    $ 78,118
  Interest Income                            44,515     33,362      35,917
  Gain on Disposition of Properties             ---     26,827         ---
                                           --------   --------    --------

EARNINGS BEFORE INCOME TAXES                126,706    147,795     114,035

INCOME TAX EXPENSE                           32,850     38,317      28,934
                                           --------   --------    --------

NET EARNINGS                               $ 93,856   $109,478    $ 85,101
                                           ========   ========    ========

EARNINGS PER COMMON SHARE                  $   6.42   $   8.06    $   5.51
                                           ========   ========    ========






See accompanying Notes to Financial Statements.

         PAGE 12
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                           STATEMENTS OF CASH FLOWS



                                                     Year Ended
                                           -------------------------------
                                           Dec. 31,   Dec. 31,    Dec. 31,
                                             1994       1993        1992
                                           --------   --------    --------

OPERATING ACTIVITIES

  Net Earnings                              $ 93,856   $109,478    $ 85,101
  Gain on Disposition of Properties              ---    (26,827)        ---
                                            --------   --------    --------
      Cash Provided by Operating Activities   93,856     82,651      85,101
                                            --------   --------    --------
INVESTING ACTIVITIES

  Proceeds from Property Dispositions            ---     26,827        ---
  Advances to CSXT, Net                      (44,515)   (60,137)    (35,865)
                                            --------   --------    --------
      Cash Used by Investing Activities      (44,515)   (33,310)    (35,865)
                                            --------   --------    --------
FINANCING ACTIVITIES

  Cash Dividends Paid - Preferred            (32,672)   (32,672)    (32,550)
                      - Common               (16,669)   (16,669)    (16,686)
                                            --------   --------    --------
      Cash Used by Financing Activities      (49,341)   (49,341)    (49,236)
                                            --------   --------    --------
CASH AND CASH EQUIVALENTS

Change in Cash and Cash Equivalents              ---        ---         ---

Cash and Cash Equivalents
   at Beginning of Year                          ---        ---         ---
                                            --------   --------    --------
Cash and Cash Equivalents
   at End of Year                           $    ---   $    ---    $    ---
                                            ========   ========    ========


See accompanying Notes to Financial Statements.

         PAGE 13
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                       STATEMENTS OF FINANCIAL POSITION



                                              Dec. 31,          Dec. 31,
                                                1994              1993
                                             -----------       -----------
ASSETS

  Land and Improvements                     $   684,954       $   688,830

  Advances to CSXT                            1,098,134         1,049,743
                                            -----------       -----------
     Total Assets                           $ 1,783,088       $ 1,738,573
                                            ===========       ===========

SHAREHOLDERS' EQUITY

  Preferred Stock, Non Voting Par
    Value $50; Authorized 74,000 Shares;
    Issued and Outstanding
    24,225 Shares                           $ 1,211,250       $ 1,211,250
  Common Stock, Par Value $50;
    Authorized 60,000 Shares; Issued
    and Outstanding 48,066.18 Shares          2,403,309         2,403,309
  Retained Deficit                           (1,831,471)       (1,875,986)
                                            -----------       -----------
     Total Shareholders' Equity             $ 1,783,088       $ 1,738,573
                                            ===========       ===========



See accompanying Notes to Financial Statements.

         PAGE 14
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                   STATEMENTS OF RETAINED EARNINGS (DEFICIT)




                                          1994          1993           1992
                                       ---------     ---------      ---------

Beginning Balance                    $(1,875,986)  $(1,936,123)   $(1,971,988)

Net Earnings                              93,856       109,478         85,101

Dividends
  Preferred Stock--$4.00 Per Share       (32,672)      (32,672)       (32,550)
  Common Stock--$1.75 Per Share          (16,669)      (16,669)       (16,686)
                                     -----------   -----------    -----------
Ending Balance                       $(1,831,471)  $(1,875,986)   $(1,936,123)
                                     ===========   ===========    ===========




See accompanying Notes to Financial Statements.

         PAGE 15
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  CAPITAL STOCK AND PRINCIPAL SHAREHOLDER.

         CSX Transportation, Inc. (CSXT) owns 66.70% of the Company's preferred stock and 80.39% of its common stock at December 31, 1994. Dividends paid and rental income on the accompanying financial statements exclude amounts related to shares held by CSXT. CSXT is engaged principally in the business of railroad transportation and operates a system comprising 18,759 miles of first main line track in 20 states principally east of the Mississippi River (exclusive of New England), southern Ontario and the District of Columbia.

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

NOTE 3.  INCOME TAXES.

         The income tax provision, reconciled to the tax computed at statutory rates was:
                                           1994          1993          1992
                                         --------     ---------      --------
         Tax at statutory rate           $ 44,347      $ 51,728      $ 38,772
         Income tax reimbursement effect  (11,497)      (13,411)       (9,838)
                                         --------      --------      --------
         Income taxes                    $ 32,850      $ 38,317      $ 28,934
                                         ========      ========      ========
NOTE 4.  EARNINGS PER SHARE.

         Earnings per common share are computed after giving effect to preferred stock dividend requirements and are based on the weighted average number of common shares outstanding, excluding shares held by CSXT.

NOTE 5.  PROPERTIES.

         Properties are carried principally at cost. Additions, retirements and depreciation are charged directly to amounts due from CSXT. There was no significant change in properties during 1994 or 1993. In 1992, there was a $178,925 net change in the detailed property records for abandonment corrections and other adjustments from prior years which were charged to amounts due from CSXT.

NOTE 6.  CASH AND CASH EQUIVALENTS.

         All of the Company's cash has been advanced to CSXT for investment purposes. Future cash requirements of the Company will be funded by CSXT.