Form 10-Q
period 1995-03-31
DAYTON & MICHIGAN RAILROAD CO
filed 1995-05-03
CIK 27409

PAGE 1
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995
                                        --------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For transition period from                   to
                                    -----------------    ------------------

                        Commission File Number  1-1543
                                               --------

                     DAYTON AND MICHIGAN RAILROAD COMPANY
- ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Ohio                                              31-6005583
- ---------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

500 Water Street, Jacksonville, FL.                               32202
- ---------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code      (904) 359-3100
                                                   ------------------------

                                   No Change
- ---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 28, 1995: 48,066.18 shares

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     - 1 -



         PAGE 2

                     DAYTON AND MICHIGAN RAILROAD COMPANY
                                     INDEX




PART I.  FINANCIAL INFORMATION                             Page Number

Item 1.  Financial Statements.

1.  Statement of Earnings -
      Quarters Ended March 31, 1995 and April 1, 1994            3

2.  Statement of Cash Flows -
      Quarters Ended March 31, 1995 and April 1, 1994            4

3.  Statement of Financial Position -
      At March 31, 1995 and December 31, 1994                    5


Notes to Financial Statements                                    6


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        7

Signature                                                        7

         PAGE 3
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                             STATEMENT OF EARNINGS



                                                    Quarter Ended
                                               ----------------------
                                               March 31,     April 1,
                                                 1995          1994
                                               --------      --------

Income
  Rental Income                                $21,935       $19,972
  Interest Income                               15,835         9,484
                                               -------       -------
Earnings before Income Taxes                    37,770        29,456

Income Tax Expense                               9,792         7,637
                                               -------       -------
Net Earnings                                    27,978        21,819

Dividends on Preferred Stock                     8,068         8,168
                                               -------       -------
Earnings Available to Common Shareholders      $19,910       $13,651
                                               =======       =======

Average Common Shares Outstanding                9,420         9,525
                                               =======       =======

Earnings Per Common Share                      $  2.11       $  1.43
                                               =======       =======

Dividends Per Common Share                     $  .875       $  .875
                                               =======       =======



See accompanying Notes to Financial Statements.

         PAGE 4
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                            STATEMENT OF CASH FLOWS



                                                    Quarter Ended
                                               ----------------------
                                               March 31,     April 1,
                                                 1995          1994
                                               --------      --------

OPERATING ACTIVITIES

  Net Earnings                                 $ 27,978     $ 21,819
                                               --------     --------
    Cash Provided by Operating Activities        27,978       21,819
                                               --------     --------
INVESTING ACTIVITIES

  Advances to CSX Transportation, Inc.          (11,667)      (5,317)
                                               --------     --------
    Cash Used by Investing Activities           (11,667)      (5,317)
                                               --------     --------
FINANCING ACTIVITIES

  Cash Dividends Paid - Preferred                (8,068)      (8,168)
                      - Common                   (8,243)      (8,334)
                                               --------     --------
    Cash Used by Financing Activities           (16,311)     (16,502)
                                               --------     --------
CASH AND CASH EQUIVALENTS

  Change in Cash and Cash Equivalents               ---          ---

  Cash and Cash Equivalents at
    Beginning of Period                             ---          ---
                                               --------     --------
  Cash and Cash Equivalents at
    End of Period                              $    ---     $    ---
                                               ========     ========


  See accompanying Notes to Financial Statements.

         PAGE 5
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                        STATEMENT OF FINANCIAL POSITION



                                         March 31,       December 31,
                                           1995              1994
                                        ----------       ------------

ASSETS

  Land and Improvements                 $   683,967       $   684,954

  Due from CSX Transportation, Inc.       1,110,889         1,098,134
                                        -----------       -----------
    Total Assets                        $ 1,794,856       $ 1,783,088
                                        ===========       ===========

SHAREHOLDERS' EQUITY

  Preferred Stock, Non Voting
    Par Value $50                       $ 1,211,250       $ 1,211,250

  Common Stock, Par Value $50             2,403,309         2,403,309

  Retained Deficit                       (1,819,703)       (1,831,471)
                                        -----------       -----------
    Total Shareholders' Equity          $ 1,794,856       $ 1,783,088
                                        ===========       ===========



See accompanying Notes to Financial Statements.

         PAGE 6
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                         NOTES TO FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the company's financial position as of March 31, 1995 and December 31, 1994, and the results of operations and cash flows for the quarters ended March 31, 1995 and April 1, 1994, such adjustments being of a normal recurring nature.

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

NOTE 3.  EARNINGS PER SHARE

         Earnings per common share are computed after giving effect to preferred stock dividend requirements and are based on the weighted average number of common shares outstanding, excluding shares held by CSXT.

NOTE 4.  CASH AND CASH EQUIVALENTS

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

Dated:  May 3, 1995





















                                     - 7 -