Form 10-K/A
period 1994-12-31
DAYTON & MICHIGAN RAILROAD CO
filed 1995-08-10
CIK 27409

PAGE 1
                                  FORM 10-K/A

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

Item 8.  Financial Statements and Supplementary Data.

         The financial statements and notes thereto required in response to this item are included herein on pages 12 to 16. (See Index to Financial Statements on page 10).

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.

         None.
                                     - 3 -



         PAGE 4
                                   PART III

Item 10.  Directors and Officers of the Registrant.

Directors and Executive Officers

         The following sets forth certain information relating to the Company's directors and executive officers as of March 10, 1995. All directors, with the exception of Messers. Eason and Taylor, are also executive officers of the Company. Directors are elected annually and serve until the next annual meeting of stockholders or until their successors are elected. Executive officers are elected annually at the annual meeting of the Board and hold office until the next annual meeting of the Board or until their successors are elected. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or officer was selected. With the exception of Patricia J. Aftoora and Albert B. Aftoora who are married, there are no other family relationships among these officers and directors.

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

Item 11.  Executive Compensation

         All directors and officers of the Company are also officers and employees of CSXT, and serve without compensation from the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 10, 1995, 80.39 percent of the voting securities of the Company (38,619 shares of $50 par value common stock) were beneficially held by CSXT, who, in turn, is beneficially owned by CSX Corporation (CSX), Richmond, Virginia, through ownership of 100 percent of CSXT's outstanding voting securities.

         PAGE 6

Item 12.  Security Ownership of Certain Beneficial Owners and Management,
          Continued

         As of March 10, 1995, all directors and officers of the Company as a group (9 persons) beneficially owned 472,499 shares of $1 par value common stock of CSX, (including 193,034 shares exercisable under option within 60 days), representing 0.43 percent of the outstanding shares. The number of CSX shares owned by each director as of March 10, 1995, is set forth below:

                                                            Number of
                                   Number of              shares of CSX
                                 shares of CSX         exercisable within
                              beneficially owned       60 days under stock
     Name                 as of March 10, 1995 (1)(2)     option plans
     ----                 ---------------------------  -------------------

     A. B. Aftoora                  11,340                   10,360
     P. J. Aftoora                  11,350                   15,384
     W. H. Cosgrove                 20,049                    8,800
     B. C. Eason                    14,788                    8,800
     P. M. Giftos                   28,084                   21,998
     P. R. Goodwin                  67,251                   58,404
     G. L. Nichols                  70,282                   21,367
     T. P. Schmidt                  20,831                   12,044
     C. N. Taylor                   35,490                   35,877

    (1) Includes shares pledged to secure loans under the CSX 1991 Stock Purchase and Loan Plan, which shares were acquired under that plan.

    (2) Includes shares held in trust under certain deferred compensation plans.

Item 13.  Certain Relationships and Related Transactions

         None.


                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.

        (a)  1.  Financial Statements

                    See Index to Financial Statements on page 10.

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




























         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of August, 1995.


                                      DAYTON AND MICHIGAN RAILROAD COMPANY


                                      /s/ GREGORY R. WEBER
                                      ------------------------------------
                                      Gregory R. Weber
                                      (Principal Accounting Officer)

August 10, 1995








































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



/s/ PATRICIA J. AFTOORA
------------------------
Patricia J. Aftoora                                       August 10, 1995
*(Attorney-in-Fact)

         PAGE 10
                     DAYTON AND MICHIGAN RAILROAD COMPANY

                         Index to Financial Statements



                                                                        Page
                                                                        ----
Report of Ernst & Young LLP, Independent Auditors . . . . . . . . . .    11

Financial Statements and Notes to Financial
  Statements Submitted Herewith:

    Statements of Earnings - Years Ended
      December 31, 1994, 1993 and 1992. . . . . . . . . . . . . . . .    12

    Statements of Cash Flows - Years Ended
      December 31, 1994, 1993 and 1992. . . . . . . . . . . . . . . .    13

    Statements of Financial Position - December 31,
      1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . .    14

    Statements of Retained Earnings (Deficit) - Years
      Ended December 31, 1994, 1993 and 1992. . . . . . . . . . . . .    15

    Notes to Financial Statements . . . . . . . . . . . . . . . . . .    16






         All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements or related notes thereto.

         PAGE 11
               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


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

         In our opinion, the financial statements referred to above (appearing on pages 12-16) present fairly, in all material respects, the financial position of Dayton and Michigan Railroad Company at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


                                                 /s/ ERNST & YOUNG LLP
                                                 ---------------------
                                                 Ernst & Young LLP



Richmond, Virginia
January 27, 1995

         PAGE 12
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                            STATEMENTS OF EARNINGS



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
                                           ========   ========    ========






See accompanying Notes to Financial Statements.

         PAGE 13
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                           STATEMENTS OF CASH FLOWS



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

         PAGE 14
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

         PAGE 15
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
                                     ===========   ===========    ===========




See accompanying Notes to Financial Statements.

         PAGE 16
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                         NOTES TO FINANCIAL STATEMENTS

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