Form 10-Q
period 1995-06-30
DAYTON & MICHIGAN RAILROAD CO
filed 1995-08-11
CIK 27409

PAGE 1
                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995: 48,066.18 shares

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.




                                        - 1 -



          PAGE 2


                        DAYTON AND MICHIGAN RAILROAD COMPANY
                                      FORM 10-Q
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
                                        INDEX




PART I.  FINANCIAL INFORMATION                             Page Number

Item 1.  Financial Statements.

1.  Statement of Earnings -
      Quarters and Six Months Ended June 30, 1995
      and July 1, 1994                                           3

2.  Statement of Cash Flows -
      Six Months Ended June 30, 1995 and July 1, 1994            4

3.  Statement of Financial Position -
      At June 30, 1995 and December 30, 1994                     5


Notes to Financial Statements                                    6


PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        7

Signature                                                        7

          PAGE 3
                        DAYTON AND MICHIGAN RAILROAD COMPANY
                                STATEMENT OF EARNINGS



                                        Quarter Ended       Six Months Ended
                                   ----------------------   ------------------
                                   June 30,       July 1,   June 30,   July 1,
                                     1995          1994       1995      1994
                                   --------      --------   --------  --------


Income
  Rental Income                    $22,410       $20,258     $44,345   $40,230
  Interest Income                   17,009        10,301      32,844    19,785
                                   -------       -------     -------   -------
Earnings before Income Taxes        39,419        30,559      77,189    60,015

Income Tax Expense                  10,220         7,922      20,012    15,559
                                   -------       -------     -------   -------
Net Earnings                        29,199        22,637      57,177    44,456

Dividends on Preferred Stock         8,068         8,168      16,136    16,336
                                   -------       -------     -------   -------
Earnings Available to
  Common Shareholders              $21,131       $14,469     $41,041   $28,120
                                   =======       =======     =======   =======

Average Common Shares Outstanding    9,420         9,525       9,420     9,525
                                   =======       =======     =======   =======

Earnings Per Common Share          $  2.24       $  1.52     $  4.36    $ 2.95
                                   =======       =======     =======   =======

Dividends Per Common Share         $   ---       $   ---     $  .875    $ .875
                                   =======       =======     =======   =======



See accompanying Notes to Financial Statements.

          PAGE 4
                        DAYTON AND MICHIGAN RAILROAD COMPANY
                               STATEMENT OF CASH FLOWS



                                                 Six Months Ended
                                               ----------------------
                                               June 30,       July 1,
                                                 1995          1994
                                               --------      --------

OPERATING ACTIVITIES

  Net Earnings                                 $ 57,177     $ 44,456
                                               --------     --------
    Cash Provided by Operating Activities        57,177       44,456
                                               --------     --------
INVESTING ACTIVITIES

  Advances to CSX Transportation, Inc.          (32,798)     (19,785)
                                               --------     --------
    Cash Used by Investing Activities           (32,798)     (19,785)
                                               --------     --------
FINANCING ACTIVITIES

  Cash Dividends Paid - Preferred               (16,136)     (16,336)
                      - Common                   (8,243)      (8,335)
                                               --------     --------
    Cash Used by Financing Activities           (24,379)     (24,671)
                                               --------     --------
CASH AND CASH EQUIVALENTS

  Change in Cash and Cash Equivalents               ---          ---

  Cash and Cash Equivalents at
    Beginning of Period                             ---          ---
                                               --------     --------
  Cash and Cash Equivalents at
    End of Period                              $    ---     $    ---
                                               ========     ========


  See accompanying Notes to Financial Statements.

          PAGE 5
                        DAYTON AND MICHIGAN RAILROAD COMPANY
                           STATEMENT OF FINANCIAL POSITION



                                         June 30,         December 30,
                                           1995              1994
                                        -----------      ------------

ASSETS

  Land and Improvements                 $   682,980       $   684,954

  Due from CSX Transportation, Inc.       1,133,006         1,098,134
                                        -----------       -----------
    Total Assets                        $ 1,815,986       $ 1,783,088
                                        ===========       ===========

SHAREHOLDERS' EQUITY

  Preferred Stock, Non Voting
    Par Value $50                       $ 1,211,250       $ 1,211,250

  Common Stock, Par Value $50             2,403,309         2,403,309

  Retained Deficit                       (1,798,573)       (1,831,471)
                                        -----------       -----------
    Total Shareholders' Equity          $ 1,815,986       $ 1,783,088
                                        ===========       ===========



See accompanying Notes to Financial Statements.

          PAGE 6
                        DAYTON AND MICHIGAN RAILROAD COMPANY
                            NOTES TO FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

          In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the company's financial position as of June 30, 1995 and December 30, 1994, and the results of operations for the quarters and six months ended June 30, 1995 and July 1, 1994, and its cash flows for the six months ended June 30, 1995 and July 1, 1994, such adjustments being of a normal recurring nature.

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

Dated:  August 11, 1995





















                                     - 7 -