Form 10-K405
period 1995-12-31
DAYTON & MICHIGAN RAILROAD CO
filed 1996-03-27
CIK 27409

PAGE 1
                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the year ended December 31, 1995
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value of the voting stock at March 11, 1996, was $191,305, excluding the voting stock held by an affiliate of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant has 48,066.18 shares of common stock, par value $50.00, outstanding at March 11, 1996.
                                     - 1 -



         PAGE 2                     PART I
Item 1.  Business.
           and
Item 2.  Properties.

         Dayton and Michigan Railroad Company (the "company") is a railroad incorporated in the State of Ohio on March 5, 1851. It owns a line of railroad 141 miles long which lies between Dayton and Toledo, Ohio. Under the terms of a perpetual lease dated May 1, 1863, CSX Transportation, Inc. ("CSXT"), as successor by merger, operates the property of the company, paying rental charges measured principally by the annual dividend requirements of the company's outstanding shares of capital stock; consisting of two classes, preferred and common. The company's preferred stock ($50 par value) pays guaranteed dividends of 8%, and its common stock ($50 par value) pays guaranteed dividends of 3-1/2%. The lease excludes from the measure of the rental charges the dividend requirements on the company's shares owned by CSXT. As of December 31, 1995, CSXT owned 66.7% of the company's preferred stock and 80.39% of its common stock.

         In addition to the rental charges paid by CSXT to the company for the payment of the company's dividends, CSXT directly assumes and pays all the operating expenses of and reimburses all taxes assessed against the company.

         Since the dividends on the company's preferred and common stock are paid from monies obtained from CSXT pursuant to a lease to CSXT, reference is made to CSXT's Form 10-K for the year ended December 29, 1995, a copy of which is available from Patricia J. Aftoora, Vice President and Corporate Secretary of CSXT, S/C J-160, 500 Water Street, Jacksonville, FL 32202.

Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.
                                       PART II
Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

         The company's common stock is listed on the Cincinnati Stock Exchange. From a known market maker in the company's common stock, as of March 11, 1996, a price of $20.25 per share was bid but there were no sales. As of March 11, 1996, there were approximately 75 common shareholders of record.

         The principal source of quotations, The National Quotation Bureau, Inc., indicated a bid of $20.25 for the company's common stock during the year 1995 but there were no ask quotations. There were no bid and ask quotations for the company's common stock during the year 1994. There were also no bid and ask quotations for the company's preferred stock for the two year period 1995 and 1994.

         Dividends on the company's preferred and common stocks are guaranteed at 8% on the preferred stock and 3-1/2% on the common stock pursuant to a perpetual lease agreement dated May 1, 1863, as amended, between the company and CSXT, more specifically referred to in Items 1 and 2, Business and Properties.
                                     - 2 -



Item 6.  Selected Financial Data.
                 and
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Five year selected data:


                        1995        1994        1993        1992        1991
                    ----------  ----------  ----------  ----------  ----------
Income              $  156,318  $  126,706  $  147,795  $  114,035  $  154,661
Expense                    ---         ---         ---         ---         ---
Income Tax Expense      40,527      32,850      38,317      28,934      31,344
                    ----------  ----------  ----------  ----------  ----------
Net Earnings           115,791      93,856     109,478      85,101     123,317
Dividends on
  Preferred Stock       32,172      32,672      32,672      32,550      33,240
                    ----------  ----------  ----------  ----------  ----------
Earnings Available
  to Common Stock   $   83,619  $   61,184  $   76,806  $   52,551  $   90,077
                    ==========  ==========  ==========  ==========  ==========
Weighted Average
  Number of Common
  Shares (a)             9,420       9,525       9,525       9,533       9,645
                    ==========  ==========  ==========  ==========  ==========
Earnings Per Common
  Share (a)         $     8.88  $     6.42  $     8.06  $     5.51  $     9.34
                    ==========  ==========  ==========  ==========  ==========
Dividends Per
  Common Share (a)  $     1.75  $     1.75  $     1.75  $     1.75  $     1.75
                    ==========  ==========  ==========  ==========  ==========

Total Assets        $1,850,222  $1,783,088  $1,738,573  $1,678,436  $1,642,571
                    ==========  ==========  ==========  ==========  ==========

(a) This does not include shares held by CSX Transportation, Inc.
    See Note 2 to the Financial Statements.

         Net earnings for 1995 totaled $115,791, an increase of $21,935 from 1994 and an increase of $6,313 from 1993. The 1995 increase in net earnings compared to 1994 resulted from higher rental income and interest income. The 1994 decrease in net earnings compared to 1993 resulted from decreases in rental income and gain on disposition of properties which more than offset an increase in interest income.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements and notes thereto required in response to this item are included herein on pages 12 to 17. (See Index to Financial Statements on page 10).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.
                                     - 3 -



         PAGE 4
                                   PART III

Item 10.  Directors and Officers of the Registrant.

Directors and Executive Officers

         The following sets forth certain information relating to the company's directors and executive officers as of March 11, 1996. All directors, with the exception of Messers. Aftoora, Eason and Schmidt, are also executive officers of the company. Directors are elected annually and serve until the next annual meeting of stockholders or until their successors are elected. Executive officers are elected annually at the annual meeting of the Board and hold office until the next annual meeting of the Board or until their successors are elected. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or officer was selected. With the exception of Patricia J. Aftoora and Albert B. Aftoora, who are married, there are no other family relationships among these officers and directors.

Name, Age, Present
Position with the             Business Experience during last 5 Years,
    Company                   Company Directorships in Public Corporations
------------------            --------------------------------------------
GERALD L. NICHOLS, 60         President of the company since March 1, 1995,
President and Director        and Senior Vice President prior thereto.
                              Mr. Nichols has served in various executive capacities for certain CSXT affiliates during the past five years and is currently Executive
                              Vice President and Chief Operating Officer of
                              CSXT.

P. MICHAEL GIFTOS, 49         Senior Vice President of the company since
Senior Vice President         1990.  During the past five years, Mr. Giftos
and Director                  has served as an officer of certain CSXT
                              affiliates and is currently Senior Vice
                              President and General Counsel of CSXT.

CARL N. TAYLOR, 56            Senior Vice President of the company since
Senior Vice President         December 21, 1995.  During the past five years,
and Director                  Mr. Taylor has served as an executive
                              officer of certain CSXT affiliates and is currently Senior Vice President-Engineering and Mechanical of CSXT.

MICHAEL J. WARD, 45           Senior Vice President of the company since
Senior Vice President         December 21, 1995.  During the past five years,
and Director                  Mr. Ward has served as an executive officer of
                              certain CSXT affiliates and is currently Senior
                              Vice President-Finance of CSXT.

PATRICIA J. AFTOORA, 56       Vice President of the company since 1990
Vice President,               and Corporate Secretary of the company since
Corporate Secretary           1980.  Mrs. Aftoora has served as an officer
and Director                  of CSX and certain CSX affiliates during the
                              past five years and is currently Vice President and Corporate Secretary of CSXT.
                                     - 4 -



         PAGE 5

Name, Age, Present
Position with the                 Business Experience during last 5 Years,
    Company                       Company Directorships in Public Corporations
------------------                -------------------------------------------
C.J.O. WODEHOUSE, JR., 48         Vice President and Controller of the company
Vice President and Controller     since December 21, 1995.  During the past
and Director                      five years, Mr. Wodehouse has served as an
                                  officer of CSX and certain CSX affiliates and is currently Vice President and Controller of CSXT.

ALBERT B. AFTOORA, 56             Mr. Aftoora has served as an officer of
Director                          certain CSXT affiliates during the past five
                                  years and is currently Vice President-
                                  Corridor Development of CSXT.

BILLIE C. EASON, 47               During the past five years, Mr. Eason has
Director                          served as an officer of certain CSXT
                                  affiliates and is currently Vice President-
                                  Service Lanes of CSXT.

THOMAS P. SCHMIDT, 48             Mr. Schmidt has served as an officer
Director                          of certain CSXT affiliates during the past
                                  five years and is currently Vice President-
                                  Network Operations of CSXT.

MAURICE LAZENBY, III, 52          Assistant Vice President and Treasurer of
Assistant Vice President          of the company since December 21, 1995.
and Treasurer                     During the past five years, Mr. Lazenby has
                                  served as an officer of certain CSXT
                                  affiliates and is currently Assistant Vice
                                  President and Treasurer of CSXT.

         There have been no events under any bankruptcy act, no criminal proceedings, orders, judgments, decrees or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

Item 11.  Executive Compensation

         All directors and officers of the company are also officers and employees of CSXT and serve without compensation from the company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 11, 1996, 80.39 percent of the voting securities of the company (38,619 shares of $50 par value common stock) were beneficially held by CSXT, which, in turn, is beneficially owned by CSX Corporation (CSX), Richmond, Virginia, through ownership of 100 percent of CSXT's outstanding voting securities.





         PAGE 6

Item 12.  Security Ownership of Certain Beneficial Owners and Management,
          Continued

         As of March 11, 1996, all directors and officers of the company as a group (10 persons) beneficially owned 1,103,217 shares of $1 par value common stock of CSX, (including 524,680 shares exercisable under option within 60 days), representing less than 1% of the outstanding shares. The number of CSX shares owned by each director as of March 11, 1996, is set forth below:

                                                            Number of
                                   Number of              shares of CSX
                                 shares of CSX         exercisable within
                              beneficially owned       60 days under stock
     Name                 as of March 11, 1996 (1)(2)     option plans
     ----                 ---------------------------  -------------------

     A. B. Aftoora                   58,574                   34,320
     P. J. Aftoora                   63,794                   39,055
     B. C. Eason                     72,924                   39,000
     P. M. Giftos                   157,127                   79,196
     G. L. Nichols                  235,110                   88,734
     T. P. Schmidt                   96,614                   37,800
     C. N. Taylor                   187,923                  103,843
     M. J. Ward                     106,242                   48,800
     C. J. O. Wodehouse, Jr.         78,641                   31,332

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







         PAGE 7


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

        (b) No reports on Form 8-K were filed for the fourth quarter of the year ended December 31, 1995.




























         PAGE 8

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1996.


                                      DAYTON AND MICHIGAN RAILROAD COMPANY


                                      /s/ GREGORY R. WEBER
                                      ------------------------------------
                                      Gregory R. Weber
                                      (Principal Accounting Officer)

March 27, 1996








































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

/s/Gerald L. Nichols                President and Director
------------------------            (Principal Executive Officer)
   Gerald L. Nichols*

/s/P. Michael Giftos                Senior Vice President, General Counsel
------------------------            and Director
   P. Michael Giftos*

/s/Michael J. Ward                  Senior Vice President and Director
------------------------            (Principal Finance Officer)
   Michael J. Ward*

/s/Carl N. Taylor                   Senior Vice President and Director
------------------------
   Carl N. Taylor*

/s/Patricia J. Aftoora              Vice President, Corporate Secretary
------------------------            and Director
   Patricia J. Aftoora*

/s/C. J. O. Wodehouse, Jr.          Vice President, Controller and Director
---------------------------
   C. J. O. Wodehouse, Jr.*

/s/Thomas P. Schmidt                Director
------------------------
   Thomas P. Schmidt*

/s/Albert B. Aftoora                Director
------------------------
   Albert B. Aftoora*

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



/s/ PATRICIA J. AFTOORA
------------------------
Patricia J. Aftoora                                          March 27, 1996
*(Attorney-in-Fact)



         PAGE 10
                     DAYTON AND MICHIGAN RAILROAD COMPANY

                         Index to Financial Statements



                                                                        Page
                                                                        ----
Report of Ernst & Young LLP, Independent Auditors . . . . . . . . . .    11

Financial Statements and Notes to Financial
  Statements Submitted Herewith:

    Statements of Earnings - Years Ended
      December 31, 1995, 1994 and 1993. . . . . . . . . . . . . . . .    12

    Statements of Cash Flows - Years Ended
      December 31, 1995, 1994 and 1993. . . . . . . . . . . . . . . .    13

    Statements of Financial Position - December 31,
      1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . .    14

    Statements of Retained Earnings (Deficit) - Years
      Ended December 31, 1995, 1994 and 1993. . . . . . . . . . . . .    15

    Notes to Financial Statements . . . . . . . . . . . . . . . . . .    16






         All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements or related notes thereto.





















               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Shareholders and Board of Directors
Dayton and Michigan Railroad Company


         We have audited the accompanying statements of financial position of Dayton and Michigan Railroad Company as of December 31, 1995 and 1994, and the related statements of earnings, cash flows, and retained earnings (deficit) for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above (appearing on pages 12-17) present fairly, in all material respects, the financial position of Dayton and Michigan Railroad Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                 /s/ ERNST & YOUNG LLP
                                                 ---------------------
                                                 Ernst & Young LLP



Richmond, Virginia
January 31, 1996

         PAGE 12
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                            STATEMENTS OF EARNINGS



                                                     Years Ended
                                           -------------------------------
                                           Dec. 31,   Dec. 31,    Dec. 31,
                                             1995       1994        1993
                                           --------   --------    --------

INCOME

  Rental Income                            $ 89,238   $ 82,191    $ 87,606
  Interest Income                            67,080     44,515      33,362
  Gain on Disposition of Properties             ---        ---      26,827
                                           --------   --------    --------

EARNINGS BEFORE INCOME TAXES                156,318    126,706     147,795

INCOME TAX EXPENSE                           40,527     32,850      38,317
                                           --------   --------    --------

NET EARNINGS                               $115,791   $ 93,856    $109,478
                                           ========   ========    ========

EARNINGS PER COMMON SHARE                  $   8.88   $   6.42    $   8.06
                                           ========   ========    ========






See accompanying Notes to Financial Statements.

         PAGE 13
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                           STATEMENTS OF CASH FLOWS



                                                     Years Ended
                                           -------------------------------
                                           Dec. 31,   Dec. 31,    Dec. 31,
                                             1995       1994        1993
                                           --------   --------    --------

OPERATING ACTIVITIES

  Net Earnings                              $115,791   $ 93,856    $109,478
  Gain on Disposition of Properties              ---        ---     (26,827)
                                            --------   --------    --------
      Net Cash Provided by Operating
        Activities                           115,791     93,856      82,651
                                            --------   --------    --------
INVESTING ACTIVITIES

  Proceeds from Property Dispositions            ---        ---      26,827
  Advances to CSXT, Net                      (67,134)   (44,515)    (60,137)
                                            --------   --------    --------
      Net Cash Used by Investing Activities  (67,134)   (44,515)    (33,310)
                                            --------   --------    --------
FINANCING ACTIVITIES

  Cash Dividends Paid - Preferred            (32,172)   (32,672)    (32,672)
                      - Common               (16,485)   (16,669)    (16,669)
                                            --------   --------    --------
      Net Cash Used by Financing Activities  (48,657)   (49,341)    (49,341)
                                            --------   --------    --------
CASH AND CASH EQUIVALENTS

Net Change in Cash and Cash Equivalents          ---        ---         ---

Cash and Cash Equivalents
   at Beginning of Year                          ---        ---         ---
                                            --------   --------    --------
Cash and Cash Equivalents
   at End of Year                           $    ---   $    ---    $    ---
                                            ========   ========    ========


See accompanying Notes to Financial Statements.

         PAGE 14
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                       STATEMENTS OF FINANCIAL POSITION



                                              Dec. 31,          Dec. 31,
                                                1995              1994
                                             -----------       -----------
ASSETS

  Land and Improvements                     $   681,006       $   684,954

  Advances to CSXT                            1,169,216         1,098,134
                                            -----------       -----------
     Total Assets                           $ 1,850,222       $ 1,783,088
                                            ===========       ===========

SHAREHOLDERS' EQUITY

  Preferred Stock, Non Voting Par
    Value $50; Authorized 74,000 Shares;
    Issued and Outstanding
    24,225 Shares                           $ 1,211,250       $ 1,211,250
  Common Stock, Par Value $50;
    Authorized 60,000 Shares; Issued
    and Outstanding 48,066.18 Shares          2,403,309         2,403,309
  Retained Deficit                           (1,764,337)       (1,831,471)
                                            -----------       -----------
     Total Shareholders' Equity             $ 1,850,222       $ 1,783,088
                                            ===========       ===========



See accompanying Notes to Financial Statements.

         PAGE 15
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                   STATEMENTS OF RETAINED EARNINGS (DEFICIT)


                                                    Years Ended
                                       --------------------------------------
                                        Dec. 31,      Dec. 31,       Dec. 31,
                                          1995          1994           1993
                                       ---------     ---------      ---------

Beginning Balance                    $(1,831,471)  $(1,875,986)   $(1,936,123)

Net Earnings                             115,791        93,856        109,478

Dividends
  Preferred Stock--$4.00 Per Share       (32,172)      (32,672)       (32,672)
  Common Stock--$1.75 Per Share          (16,485)      (16,669)       (16,669)
                                     -----------   -----------    -----------
Ending Balance                       $(1,764,337)  $(1,831,471)   $(1,875,986)
                                     ===========   ===========    ===========




See accompanying Notes to Financial Statements.

         PAGE 16
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  CAPITAL STOCK AND PRINCIPAL SHAREHOLDER.

         CSX Transportation, Inc. (CSXT) owns 66.7% of the company's preferred stock and 80.35% of its common stock at December 31, 1995. Dividends paid in the accompanying financial statements reflect amounts related to shares held by other than CSXT. CSXT is engaged principally in the business of railroad transportation and operates a system comprising 18,645 miles of first main line track in 20 states principally east of the Mississippi River (exclusive of New England), southern Ontario and the District of Columbia.

NOTE 2.  LEASE AGREEMENT.

         The company has no operations. It owns a line of railroad 141 miles long which lies between Dayton and Toledo, Ohio. This property is leased in perpetuity to CSXT and is maintained and operated by, for and in the name of CSXT. As rent, CSXT pays the company's income taxes and guaranteed dividends on the company's 3-1/2% common and 8% preferred stocks on shares held by other than CSXT. All other expenses of the company are paid directly by CSXT and are not shown in the accompanying financial statements. Interest income is earned on amounts due from CSXT based on interest rates earned by CSX Corporation on its short-term investment portfolio.

NOTE 3.  INCOME TAXES.

         The income tax provision reconciled to the tax computed at statutory rates was:
                                           1995          1994          1993
                                         --------     ---------      --------
         Tax at statutory rate           $ 54,711      $ 44,347      $ 51,728
         Income tax reimbursement effect  (14,184)      (11,497)      (13,411)
                                         --------      --------      --------
         Income taxes                    $ 40,527      $ 32,850      $ 38,317
                                         ========      ========      ========

NOTE 4.  EARNINGS PER SHARE.

         Earnings per common share are computed after giving effect to preferred stock dividend requirements and are based on the weighted average number of common shares outstanding, excluding shares held by CSXT.

NOTE 5.  PROPERTIES.

         Properties are carried principally at cost. Additions, retirements and depreciation are charged directly to amounts due from CSXT. There were no significant changes in properties during 1995, 1994 or 1993.

NOTE 6.  CASH AND CASH EQUIVALENTS.

         All of the company's cash has been advanced to CSXT for investment purposes. Future cash requirements of the company will be funded by CSXT. The carrying amount of advances to CSXT approximates their fair value.

         PAGE 17

NOTE 7.  USE OF ESTIMATES.

         In preparing the company's financial statements in conformity with generally accepted accounting principles, management is required to make estimates in reporting the amounts of certain revenues and expenses for each year and certain assets and liabilities at the end of each year. Actual results may differ from those estimates.
















































                                    - 17 -