Form 10-Q
period 1996-03-29
DAYTON & MICHIGAN RAILROAD CO
filed 1996-05-13
CIK 27409

PAGE 1
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 29, 1996
                                        --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 26, 1996: 48,066.18 shares

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     - 1 -



         PAGE 2

                     DAYTON AND MICHIGAN RAILROAD COMPANY
                                     INDEX




PART I.  FINANCIAL INFORMATION                             Page Number

Item 1.  Financial Statements.

1.  Statement of Earnings -
      Quarters Ended March 29, 1996 and March 31, 1995           3

2.  Statement of Cash Flows -
      Quarters Ended March 29, 1996 and March 31, 1995           4

3.  Statement of Financial Position -
      At March 29, 1996 and December 31, 1995                    5


Notes to Financial Statements                                    6


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        7

Signature                                                        7

         PAGE 3
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                             STATEMENT OF EARNINGS


                                                    (Unaudited)
                                                   Quarters Ended
                                               ----------------------
                                               March 29,     March 31,
                                                 1996          1995
                                               --------      --------

Income
  Rental Income                                $28,851       $21,935
  Interest Income                               17,635        15,835
  Gain on Disposition of Properties             17,783           ---
                                               -------       -------
Earnings before Income Taxes                    64,269        37,770

Income Tax Expense                              16,662         9,792
                                               -------       -------
Net Earnings                                    47,607        27,978

Dividends on Preferred Stock                     8,068         8,068
                                               -------       -------
Earnings Available to Common Shareholders      $39,539       $19,910
                                               =======       =======

Average Common Shares Outstanding                9,420         9,420
                                               =======       =======

Earnings Per Common Share                      $  4.20       $  2.11
                                               =======       =======

Dividends Per Common Share                     $  .875       $  .875
                                               =======       =======



See accompanying Notes to Financial Statements.

         PAGE 4
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                            STATEMENT OF CASH FLOWS


                                                    (Unaudited)
                                                   Quarters Ended
                                               ----------------------
                                               March 29,     March 31,
                                                 1996          1995
                                               --------      --------

OPERATING ACTIVITIES

  Net Earnings                                 $ 47,607     $ 27,978
  Gain on Disposition of Properties             (17,783)         ---
                                               --------     --------
    Cash Provided by Operating Activities        29,824       27,978
                                               --------     --------
INVESTING ACTIVITIES

  Proceeds from Property Dispositions            17,783          ---
  Advances to CSX Transportation, Inc.          (31,296)     (11,667)
                                               --------     --------
    Cash Used by Investing Activities           (13,513)     (11,667)
                                               --------     --------
FINANCING ACTIVITIES

  Cash Dividends Paid - Preferred                (8,068)      (8,068)
                      - Common                   (8,243)      (8,243)
                                               --------     --------
    Cash Used by Financing Activities           (16,311)     (16,311)
                                               --------     --------

  Change in Cash and Cash Equivalents               ---          ---

CASH AND CASH EQUIVALENTS

  Cash and Cash Equivalents at
    Beginning of Period                             ---          ---
                                               --------     --------
  Cash and Cash Equivalents at
    End of Period                              $    ---     $    ---
                                               ========     ========


  See accompanying Notes to Financial Statements.

         PAGE 5
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                        STATEMENT OF FINANCIAL POSITION


                                        (Unaudited)
                                         March 29,       December 31,
                                           1996              1995
                                        ----------       ------------

ASSETS

  Land and Improvements                 $   679,682       $   681,006

  Advances to CSXT                        1,201,837         1,169,216
                                        -----------       -----------
     Total Assets                       $ 1,881,519       $ 1,850,222
                                        ===========       ===========

SHAREHOLDERS' EQUITY

  Preferred Stock, Non Voting Par
    Value $50; Authorized 74,000 Shares;
    Issued and Outstanding
    24,225 Shares                       $ 1,211,250       $ 1,211,250
  Common Stock, Par Value $50;
    Authorized 60,000 Shares; Issued
    and Outstanding 48,066.18 Shares      2,403,309         2,403,309
  Retained Deficit                       (1,733,040)       (1,764,337)
                                        -----------       -----------
     Total Shareholders' Equity         $ 1,881,519       $ 1,850,222
                                        ===========       ===========


See accompanying Notes to Financial Statements.

         PAGE 6
                     DAYTON AND MICHIGAN RAILROAD COMPANY
                         NOTES TO FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the company's financial position as of March 29, 1996 and December 31, 1995, and the results of its operations and its cash flows for the quarters ended March 29, 1996 and March 31, 1995, such adjustments being of a normal recurring nature.

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



                                      DAYTON AND MICHIGAN RAILROAD COMPANY
                                      (Registrant)



                                      /s/ JAMES L. ROSS
                                      ------------------------------------
                                      James L. Ross
                                      (Principal Accounting Officer)

Dated:  May 13, 1996





















                                     - 7 -